Form 10QSB
period 2007-09-30
PRTX, INC.
filed 2007-11-05
CIK 1410516

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to _______

Commission file number 000-52780

PRTX, INC.

(Exact name of small business issuer as specified in its charter)

Delaware	26-0754647
(State or other jurisdiction of	(I.R.S. employer
incorporation or organization)	identification number)

605 Third Avenue, 15th Floor
New York, NY	10158
(Address of principal executive offices)	(Zip Code)

Issuer's telephone number: (212) 972-1100

No change

(Former name, former address and former

fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  * No ☐

*PRTX filed its Form 10-SB on August 23, 2007 and became subject to Exchange Act reporting requirements 60 days thereafter.

Check whether the issuer is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒  No ☐ .

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 1,000,000 shares of common stock, par value $.0001 per share, outstanding as of October 15, 2007.

 Transitional Small Business Disclosure Format (Check one):   Yes ☐    No ☒

PRTX, INC.

PRTX, INC.

(A Development Stage Company)

BALANCE SHEET

September 30, 2007

(Unaudited)

ASSETS

CURRENT ASSETS:
Cash	$-

TOTAL ASSETS	$-

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES:
Accrued expenses	$17,000

TOTAL LIABILITIES	17,000

STOCKHOLDERS’ DEFICIT:
Preferred stock, $.0001 par value; 1,000,000 shares authorized; none issued and outstanding	-
Common stock, $.0001 par value; 74,000,000 shares authorized; 1,000,000 shares issued and outstanding	100
Deficit accumulated during the development stage	(17,100)

TOTAL STOCKHOLDERS’ DEFICIT	(17,000)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$-

 See accompanying notes to the financial statements.

PRTX, INC.

(A Development Stage Company)

STATEMENTS OF OPERATIONS

(Unaudited)

		For the
		Period from
	Three	April 27, 2007
	Months	(Inception)
	Ended	through
	September 30,	September 30,
	2007	2007

REVENUE	$-	$-

General and administrative expenses	2,000	17,100

NET LOSS	$(2,000)	$(17,100)

NET LOSS PER COMMON SHARE - BASIC AND DILUTED	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING - BASIC AND DILUTED	1,000,000	1,000,000

See accompanying notes to the financial statements.

PRTX, INC.

A Development Stage Company

STATEMENT OF STOCKHOLDERS’ DEFICIT

September 30, 2007

(Unaudited)

			Deficit
			Accumulated
			During the
	Common	Common	Development
	Shares	Stock	Stage	Total

Shares issued at inception, April 27, 2007	1,000,000	$100	$-	$100

Net loss			(15,100)	(15,100)

Balance, June 30, 2007	1,000,000	100	(15,100)	(15,000)

Net loss			(2,000)	(2,000)

Balance, September 30, 2007	1,000,000	$100	$(17,100)	$(17,000)

See accompanying notes to the financial statements.

PRTX, INC.

(A Development Stage Company)

STATEMENTS OF CASH FLOWS

(Unaudited)

		For the
		Period
		from
	Three	April 27, 2007
	Months	(Inception)
	Ended	through
	September 30,	September 30,
	2007	2007

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,000)	$(15,100)
Adjustments to reconcile net loss to net cash used in operating activities:
Increase in accrued expenses	2,000	15,000
Net cash used in operating activities	-	(100)

CASH FLOWS FROM FINANCING ACTIVITIES:	-	100

NET INCREASE IN CASH	-	-

CASH AT BEGINNING OF PERIOD	-	-

CASH AT END OF PERIOD	$-	$-

See accompanying notes to the financial statements.

PRTX, INC.

(A Development Stage Company)

Notes to Unaudited Financial Statements

September 30, 2007

(Unaudited)

NOTE 1 - ORGANIZATION

PRTX, Inc. (the “Company”) was incorporated in the state of Delaware on April 27, 2007 for the purpose of raising capital that is intended to be used in connection with its business plans which may include a possible merger, acquisition or other business combination with an operating business.

NOTE 2 - SUMMARY OF SIGNIFICANT ACOUNTING POLICIES

Basis of presentation

The accompanying interim financial statements for the three-month period ended September 30, 2007 are unaudited and include all adjustments (consisting of normal recurring adjustments) considered necessary by management for a fair presentation.  The results of operations realized during an interim period are not necessarily indicative of results to be expected for a full year.  These financial statements should be read in conjunction with the information filed as part of the Company’s Registration Statement on Form 10-SB which was filed on August 23, 2007.

Development stage company

The Company is a development stage company as defined by Statement of Financial Accounting Standards (“SFAS”) No. 7, Accounting and Reporting by Development Stage Enterprises. All losses accumulated since inception have been considered as part of the Company's development stage activities since all activities of the Company to date relate to its organization, initial planning and share issuances.

Use of estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements as well as the reported amount of revenues and expenses during the reporting period. Actual results could differ from these estimates.

Net loss per common share

Basic net loss per common share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted net loss per common share is computed by dividing net loss by the weighted average number of shares of common stock and potentially outstanding shares of common stock during each period. There were no potentially dilutive shares outstanding as of September 30, 2007.

New Accounting Pronouncements

In July 2006, the FASB issued FASB Interpretation Number 48, Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken in a tax return. The Company must determine whether it is “more-likely-than-not” that a tax position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. Once it is determined that a position meets the more-likely-than-not recognition threshold, the position is measured to determine the amount of benefit to recognize in the financial statements. FIN 48 applies to all tax positions related to income taxes subject to FASB Statement No. 109, Accounting for Income Taxes. The interpretation clearly scopes out income tax positions related to FASB Statement No. 5, Accounting for Contingencies. The Company will adopt the provisions of this statement on July 1, 2007. The cumulative effect of applying the provisions of FIN 48, if any, will be reported as an adjustment to the opening balance of retained earnings on July 1, 2007. The Company does not anticipate that the adoption of this statement will have a material effect on the Company’s financial condition and results of operations.

On September 15, 2006, the FASB issued SFAS No. 157, "Fair Value Measurements" ("SFAS 157").  SFAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements.  SFAS 157 is effective as of the beginning of the first fiscal year beginning after November 15, 2007.  The Company does not anticipate that the adoption of this statement will have a material effect on the Company’s financial condition and results of operations.

In September 2006, FASB issued SFAS No. 158, Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No 87, 88, 106 and 132(R)  (SFAS 158) .  SFAS 158 requires the recognition of the overfunded or underfunded status of a defined benefit postretirement plan as an asset or liability in the statement of financial position and the recognition of changes in that funded status in the year in which the changes occur through comprehensive income. SFAS 158 also requires the measurement of the funded status of a plan as of the date of the year-end statement of financial position. The Company does not anticipate that the adoption of this statement will have a material effect on the Company’s financial condition and results of operations.

On February 15, 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities: Including an amendment of FASB Statement No. 115 (SFAS 159). SFAS 159 permits all entities to elect to measure many financial instruments and certain other items at fair value with changes in fair value reported in earnings. SFAS 159 is effective as of the beginning of the first fiscal year that begins after November 15, 2007, with earlier adoption permitted. The Company does not anticipate that the adoption of this statement will have a material effect on the Company’s financial condition and results of operations.

Management does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying financial statements.

NOTE 3 – GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which assumes that the Company will realize its assets and discharge its liabilities in the normal course of business. As reflected in the accompanying financial statements, the Company has a deficit accumulated during the development stage of $17,100 and has a working capital deficit of $17,000 at September 30, 2007. The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. The Company’s ability to continue as a going concern is also dependent on its ability to find a suitable target company and enter into a possible reverse merger with such company.

Management’s plan consists of identifying an acceptable reverse merger candidate and completing a reverse merger transaction. However, there is no assurance of additional funding being available. The accompanying financial statements do not include any adjustments that might arise as a result of this uncertainty.

ITEM 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN

OF OPERATION

Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995

Information set forth herein contains "forward-looking statements" which can be identified by the use of forward-looking terminology such as "believes," "expects," "may,” “should" or "anticipates" or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy. No assurance can be given that the future results covered by the forward-looking statements will be achieved. The Company cautions readers that important factors may affect the Company’s actual results and could cause such results to differ materially from forward-looking statements made by or on behalf of the Company.  These factors include the Company’s lack of historically profitable operations, dependence on key personnel, the success of the Company’s business, ability to manage anticipated growth and other factors identified in the Company's filings with the Securities and Exchange Commission, press releases and/or other public communications.

Plan of Operation.  We have not realized any revenues from operations since inception, and our plan of operation for the next twelve months is to continue our efforts to identify suitable acquisition candidates. We have no source of funds and can provide no assurance that we can satisfy our cash requirements for at least the next twelve months.

Results of Operations. We have not conducted any active operations since inception, except for minimal efforts to locate suitable acquisition candidates. No revenue has been generated since inception. It is unlikely that we will have any revenues unless we are able to effect an acquisition or merger with an operating company, of which there can be no assurance.

ITEM 3

CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) that are designed to assure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer (one person, our President), as appropriate, to allow timely decisions regarding required disclosures.

As required by Exchange Act Rule 13a-15(b), as of the end of the period covered by this report, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of that date.

There was no change in our internal control over financial reporting during our most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1	Legal Proceedings

None

Item 2	Unregistered Sale of Equity Securities and Use of Proceeds

None

Item 3	Defaults Upon Senior Securities

None

Item 4	Submission of Matters to a Vote of Shareholders

None

Item 5	Other Information

None

Item 6	Exhibits

Exhibit Number	Description
31.1	Section 302 Certification Of Chief Executive Officer And Chief Financial Officer

32.1	Certification Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 Of The Sarbanes-Oxley Act Of 2002 – Chief Executive Officer And Chief Financial Officer

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PRTX, Inc.

(Registrant)

/s/ Stephen B. Schneer

Stephen B. Schneer

Title: President and Chief Financial Officer

November 5, 2007