Form 10-Q
period 2007-12-31
PRTX, INC.
filed 2009-03-19
CIK 1410516

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

 X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2007

       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to _______

Commission file number 000-52780

PRTX, INC.

(Exact name of small business issuer as specified in its charter)

Delaware	26-0754647
(State or other jurisdiction of	(I.R.S. employer
incorporation or organization)	identification number)

12929 NE 131st Street
Kirkland, WA	98034
(Address of principal executive offices)	(Zip Code)

Issuer's telephone number: 281-797-0578

605 Third Avenue, 15th Floor

New York, NY 10158

(Former name, former address and former

fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes        No   X .

Check whether the issuer is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  X  No        .

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 5,000,000 shares of common stock, par value $.0001 per share, outstanding as of March 18, 2009.

Transitional Small Business Disclosure Format (Check one):   Yes         No  X .

PRTX, INC.

PART I

This Quarterly Report includes forward-looking statements within the meaning of the Securities Exchange Act of 1934 (the “Exchange Act”). These statements are based on management's beliefs and assumptions, and on information currently available to management. Forward-looking statements include the information concerning possible or assumed future results of operations of the Company set forth under the heading “Management's Discussion and Analysis of Financial Condition or Plan of Operation.” Forward-looking statements also include statements in which words such as “expect,”  “anticipate,”  “intend,”  “plan,”  “believe,”  “estimate,”  “consider” or similar expressions are used.

Forward-looking statements are not guarantees of future performance. They involve risks, uncertainties and assumptions. The Company's future results and shareholder values may differ materially from those expressed in these forward-looking statements. Readers are cautioned not to put undue reliance on any forward-looking statements.

ITEM 1: FINANCIAL STATEMENTS

PRTX, INC.

(A Development Stage Company)

BALANCE SHEETS

ASSETS
	December 31, 2007	June 30, 2007
	(Unaudited)
CURRENT ASSETS:
Cash	$-	$-

TOTAL ASSETS	$-	$-

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES:
Accrued expenses	$20,000	$15,000

TOTAL LIABILITIES	20,000	15,000

STOCKHOLDERS’ DEFICIT:
Preferred stock, $.0001 par value; 1,000,000 shares authorized; none issued or outstanding		-
Common stock, $.0001 par value; 74,000,000 shares authorized; 10,000 shares issued and outstanding	1	1
Additional paid-in capital	99	99
Deficit accumulated during the development stage	(20,100)	(15,100)
TOTAL STOCKHOLDERS’ DEFICIT	(20,000)	(15,000)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$-	$-

See accompanying notes to the financial statements.

PRTX, INC.

(A Development Stage Company)

STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended	For the Period from April 27, 2007 (Inception) through
	December 31,	December 31,
	2007	2007

REVENUE	$-	$-

General and administrative expenses	3,000	20,100

NET LOSS	$(3,000)	$(20,100)

NET LOSS PER COMMON SHARE - BASIC AND DILUTED	$(0.30)	$(2.01)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING - BASIC AND DILUTED	10,000	10,000

See accompanying notes to the financial statements.

PRTX, INC.

(A Development Stage Company)

STATEMENTS OF OPERATIONS

(Unaudited)

	Six Months Ended	For the Period from April 27, 2007 (Inception) through
	December 31,	December 31,
	2007	2007

REVENUE	$-	$-

General and administrative expenses	5,000	20,100

NET LOSS	$(5,000)	$(20,100)

NET LOSS PER COMMON SHARE - BASIC AND DILUTED	$(0.50)	$(2.01)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING - BASIC AND DILUTED	10,000	10,000

See accompanying notes to the financial statements.

PRTX, INC.

A Development Stage Company

STATEMENT OF STOCKHOLDERS’ DEFICIT

For the Period from April 27, 2007 (Inception) through December 31, 2007

(Unaudited)

	Common Shares	Common Stock	Additional Paid-in Capital	Deficit Accumulated During the Development Stage	Total

Shares issued at inception, April 27, 2007	10,000	$1	$99	$-	$100

Net loss	-	-	-	(15,100)	(15,100)

Balance, June 30, 2007	10,000	1	99	(15,100)	(15,000)

Net loss	-	-	-	(5,000)	(5,000)

Balance, December 31, 2007	10,000	$1	$99	$(20,100)	$(20,000)

See accompanying notes to the financial statements.

PRTX, INC.

(A Development Stage Company)

STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended	For the Period from April 27, 2007 (Inception)to
	December 31,	December 31,
	2007	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(5,000)	$(20,100)
Adjustments to reconcile net loss to net cash used in operating activities:
Common stock issued for corporate expenses	-	100
Increase in accrued expenses	5,000	20,000
Net cash used in operating activities	-	-

NET INCREASE IN CASH	-	-

CASH AT BEGINNING OF PERIOD	-	-

CASH AT END OF PERIOD	$-	$-

See accompanying notes to the financial statements.

PRTX, INC.

Notes to Unaudited Financial Statements

December 31, 2007

(Unaudited)

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited interim financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information, and with the rules and regulations of the United States Securities and Exchange Commission (“SEC”) to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The unaudited interim financial statements furnished reflect all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented.  Interim results are not necessarily indicative of the results for the full year. These financial statements should be read in conjunction with the information filed as part of the Company’s Registration Statement on Form 10-SB which was filed on August 23, 2007.

The Company is a development stage company as defined by Statement of Financial Accounting Standards No. 7, Accounting and Reporting by Development Stage Enterprises. The Company is still devoting substantially all of its efforts on establishing its business, and revenue producing operations have not commenced. All losses accumulated since inception have been considered as part of the Company’s development stage activities.

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

NOTE 2 – GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which assumes that the Company will realize its assets and discharge its liabilities in the normal course of business. As reflected in the accompanying financial statements, the Company has a deficit accumulated during the development stage of $20,100 and has a working capital deficit of $20,000 at December 31, 2007. The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. The Company’s ability to continue as a going concern is also dependent on its ability to find a suitable target company and enter into a possible reverse merger with such company.

Management’s plan consists of identifying an acceptable reverse merger candidate and completing a reverse merger transaction. However, there is no assurance of additional funding being available. The accompanying financial statements do not include any adjustments that might arise as a result of this uncertainty.

NOTE 3 – SUBSEQUENT EVENT

On September 22, 2008, and pursuant to the Board of Director’s resolution, the Company effectuated a 1 to 100 reverse split of shares of its common stock thereby reducing outstanding shares to 10,000 shares.  It then issued 4,990,000 new reverse split shares to 39 shareholders for $36 and to settle outstanding liabilities of $20,000. After the completion of these transactions, the Company had 5,000,000 shares of common stock outstanding.

All share and per share amounts in the accompanying financial statements give retroactive effect to the reverse split.

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

The following discussion and analysis provides information which the Company’s management believes to be relevant to an assessment and understanding of the Company's results of operations and financial condition. This discussion should be read together with the Company's financial statements and the notes to financial statements, which are included in this report.

This management's discussion and analysis or plan of operation should be read in conjunction with the financial statements and notes thereto of the Company for the six months ended December 31, 2007. The reported results may not necessarily reflect the future.

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

Liquidity

PRTX does not have any credit facilities or other commitments for debt or equity financing. No assurances can be given that advances when or if needed will be available.

Critical Accounting Policies

The preparation of financial statements and related notes requires us to make judgments, estimates, and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities.

An accounting policy is considered to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, and if different estimates that reasonably could have been used, or changes in the accounting estimates that are reasonably likely to occur periodically, could materially impact the financial statements.

Financial Reporting Release No. 60 requires all companies to include a discussion of critical accounting policies or methods used in the preparation of financial statements.  There are no critical policies or decisions that rely on judgments that are based on assumptions about matters that are highly uncertain at the time the estimate is made.

Recent Accounting Pronouncements

The Financial Accounting Standards Board, the Emerging Issues Task Force and the Securities and Exchange Commission have issued various accounting pronouncements and regulations as of December 31, 2007 that will become effective in subsequent periods; however, management does not believe that any of those pronouncements would have significantly affected our financial accounting measurements or disclosures had they been in effect at December 31, 2007, and it does not believe that any of those pronouncements will have a significant impact on our financial statements at the time they become effective.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K, obligations under any guarantee contracts or contingent obligations. We also have no other commitments, other than the costs of being a public company that will increase our operating costs or cash requirements in the future

ITEM 3

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

Management’s Report on Internal Controls over Financial Reporting

Internal control over financial reporting is a process to provide reasonable assurance regarding the reliability of consolidated financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.  There has been no change in the Company’s internal control over financial reporting during the quarter ended December 31, 2007 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

The Company’s management, including the Company’s CEO and CAO, does not expect that the Company’s disclosure controls and procedures or the Company’s internal controls will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of the controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected.

Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the company’s internal control over financial reporting was effective as of December 31, 2007.

This quarterly report does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management's report in this quarterly report.

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

PRTX, Inc.

(Registrant)

/s/ Dr. S. Craig Barton

Dr. S. Craig Barton

Title: President and Chief Financial Officer

March 18, 2009