Form 10-Q
period 2008-03-31
PRTX, INC.
filed 2009-03-19
CIK 1410516

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

 X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

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

ITEM 1: FINANCIAL STATEMENTS

PRTX, INC.

(A Development Stage Company)

BALANCE SHEETS

ASSETS
	March 31, 2008	June 30, 2007
	(Unaudited)

CURRENT ASSETS:
Cash	$-	$-

TOTAL ASSETS	$-	$-

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES:
Accrued expenses	$25,000	$15,000

TOTAL LIABILITIES	25,000	15,000

STOCKHOLDERS’ DEFICIT:
Preferred stock, $.0001 par value; 1,000,000 shares authorized; none issued or outstanding		-
Common stock, $.0001 par value; 74,000,000 shares authorized; 10,000 shares issued and outstanding	1	1
Additional paid-in capital	99	99
Deficit accumulated during the development stage	(25,100)	(15,100)
TOTAL STOCKHOLDERS’ DEFICIT	(25,000)	(15,000)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$-	$-

See accompanying notes to the financial statements.

PRTX, INC.

(A Development Stage Company)

STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended	For the Period from April 27, 2007 (Inception) through
	March 31,	March 31,
	2008	2008

REVENUE	$-	$-

General and administrative expenses	5,000	25,100

NET LOSS	$(5,000)	$(25,100)

NET LOSS PER COMMON SHARE - BASIC AND DILUTED	$(0.50)	$(2.51)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING - BASIC AND DILUTED	10,000	10,000

See accompanying notes to the financial statements.

PRTX, INC.

(A Development Stage Company)

STATEMENTS OF OPERATIONS

(unaudited)

	Nine Months Ended	For the Period from April 27, 2007 (Inception) through
	March 31,	March 31,
	2008	2008

REVENUE	$-	$-

General and administrative expenses	10,000	25,100

NET LOSS	$(10,000)	$(25,100)

NET LOSS PER COMMON SHARE - BASIC AND DILUTED	$(1.00)	$(2.51)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING - BASIC AND DILUTED	10,000	10,000

See accompanying notes to the financial statements.

PRTX, INC.

A Development Stage Company

STATEMENT OF STOCKHOLDERS’ DEFICIT

For the Period from April 27, 2007 (Inception) through March 31, 2008

(Unaudited)

	Common Shares	Common Stock	Additional Paid-in Capital	Deficit Accumulated During the Development Stage	Total

Shares issued at inception, April 27, 2007	10,000	$1	$99	$-	$100

Net loss	-	-	-	(15,100)	(15,100)

Balance, June 30, 2007	10,000	1	99	(15,100)	(15,000)

Net loss	-	-	-	(10,000)	(10,000)

Balance, March 31, 2008	10,000	$1	$99	$(25,100)	$(25,000)

See accompanying notes to the financial statements.

PRTX, INC.

(A Development Stage Company)

STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended	For the Period from April 27, 2007 (Inception) through
	March 31,	March 31,
	2008	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(10,000)	$(25,100)
Adjustments to reconcile net loss to net cash used in operating activities:
Common stock issued for corporate expenses	-	100
Increase in accrued expenses	10,000	25,000
Net cash used in operating activities	-	-

NET INCREASE IN CASH	-	-

CASH AT BEGINNING OF PERIOD	-	-

CASH AT END OF PERIOD	$-	$-

See accompanying notes to the financial statements.

PRTX, INC.

Notes to Unaudited Financial Statements

March 31, 2008

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

NOTE 2 – GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which assumes that the Company will realize its assets and discharge its liabilities in the normal course of business. As reflected in the accompanying financial statements, the Company has a deficit accumulated during the development stage of $25,100 and has a working capital deficit of $25,000 at March 31, 2008. The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. The Company’s ability to continue as a going concern is also dependent on its ability to find a suitable target company and enter into a possible reverse merger with such company.

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

This management's discussion and analysis or plan of operation should be read in conjunction with the financial statements and notes thereto of the Company for the nine months ended March 31, 2008. The reported results may not necessarily reflect the future.

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

Recent Accounting Pronouncements

The Financial Accounting Standards Board, the Emerging Issues Task Force and the Securities and Exchange Commission have issued various accounting pronouncements and regulations as of March 31, 2008 that will become effective in subsequent periods; however, management does not believe that any of those pronouncements would have significantly affected our financial accounting measurements or disclosures had they been in effect at March 31, 2008, and it does not believe that any of those pronouncements will have a significant impact on our financial statements at the time they become effective.

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

Management’s Report on Internal Controls over Financial Reporting

Internal control over financial reporting is a process to provide reasonable assurance regarding the reliability of consolidated financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.  There has been no change in the Company’s internal control over financial reporting during the quarter ended March 31, 2008 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the company’s internal control over financial reporting was effective as of March 31, 2008.

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